Form 10-K/A
period 2002-12-31
CORPORATE ASSET BACKED CORP PRINCIPAL TRUST CERTS 94-1
filed 2004-03-24
CIK 1271794

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 22, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                      Table of Contents

                                                                                          Page
                                                                                          ----
Explanatory Note                                                                           5

Introductory Note                                                                          5

Part I.

Item 1.  Business.                                                                         6

Item 2.  Properties.                                                                       6

Item 3.  Legal Proceedings.                                                                6

Item 4.  Submission of Matters to a Vote of Security Holders.                              6

Part II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.                                                            6

Item 6.  Selected Financial Data.                                                          6

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.                       6

Item 8.  Financial Statements and Supplementary Data.                                      6

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.                                                       7

Part III.

Item 10. Directors and Executive Officers of the Registrant.                               7

Item 11. Executive Compensation.                                                           7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.                                                                       7

Item 13. Certain Relationships and Related Transactions.                                   7

Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  7

SIGNATURES.

EXHIBIT INDEX.

                                EXPLANATORY NOTE

         This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

                                INTRODUCTORY NOTE

The Registrant is a trust created by the Trust Agreement, dated as of November 1, 1994, between Corporate Asset Backed Corporation, as depositor (the "Depositor"), and HSBC Bank USA, as trustee (the "Trustee"), providing for the issuance of $52,800,000 Trust Certificates for Texaco Capital Inc. Guaranteed Debentures (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust's assets consist primarily of $52,800,000 principal amount of 8-5/8 % Texaco Capital Inc. Guaranteed Debentures due 2032. ChevronTexaco Corporation, the guarantor of the 8-5/8% Texaco Capital Inc. Guaranteed Debentures due 2032, is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-00368). You may read and copy any reports, statements and other information filed by ChevronTexaco Corporation with the SEC
(a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding ChevronTexaco Corporation, please refer to these periodic and current reports filed with the SEC.

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

(c)      Not Applicable.

(d)      Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2004.

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
            CABCO Trust for Texaco Capital Inc. Guaranteed Debentures


                         By: /s/ Robert D. Vascellaro
                            -----------------------------------------
                            Name: Robert D. Vascellaro
                            Title: Vice President

                                  EXHIBIT INDEX

Exhibit No. Description of Document

     31.1                  Certification under Section 302(a) of the Sarbanes-
                           Oxley Act of 2002.

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