Form 10-K
period 2003-12-31
CORPORATE ASSET BACKED CORP PRINCIPAL TRUST CERTS 94-1
filed 2004-03-29
CIK 1271794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                                Table of Contents

                                                                                          Page
                                                                                          ----
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

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
            CABCO Trust for Texaco Capital Inc. Guaranteed Debentures

                          By: /s/ Robert D. Vascellaro
                              --------------------------------------
                          Name: Robert D. Vascellaro
                          Title: Vice President

                                  EXHIBIT INDEX

Exhibit No. Description of Document

     99.1 Trustee Statement of Compliance with respect to CABCO Trust for Texaco Capital Inc. Guaranteed Debentures.

     99.2-99.3*   Reports on Form 8-K filed by Corporate Asset Backed
                  Corporation during the Fiscal Year on behalf of CABCO Trust for Texaco Capital Inc. Guaranteed Debentures that included distribution reports to the Certificateholders: Form 8-Ks filed on April 8, 2003; and October 15, 2003.

* Previously filed with the Securities and Exchange Commission.