Form 10-K
period 2005-12-31
CABCO TRUST FOR TEXACO CAPITAL INC. GUARANTEED DEBENTURES
filed 2006-03-27
CIK 1271794

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

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 20, 2006, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                INTRODUCTORY NOTE

The Registrant is a trust created by the Trust Agreement, dated as of November 1, 1994, between Corporate Asset Backed Corporation, as depositor (the "Depositor"), and HSBC Bank USA, National Association, as trustee (the "Trustee"), providing for the issuance of $52,800,000 Trust Certificates for Texaco Capital Inc. Guaranteed Debentures (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust's assets consist primarily of $52,800,000 principal amount of 8 5/8% Texaco Capital Inc. Guaranteed Debentures due 2032. Chevron Corporation, the guarantor of the 8 5/8% Texaco Capital Inc. Guaranteed Debentures due 2032, is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-00368). You may read and copy any reports, statements and other information filed by Chevron Corporation with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding Chevron Corporation, please refer to these periodic and current reports filed with the SEC.

                                     Part I

Item 1. Business

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

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

(c) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March 2006.

                                        CORPORATE ASSET BACKED CORPORATION
                                        as Depositor of the
                                        CABCO Trust for Texaco Capital Inc.
                                        Guaranteed Debentures


                                        By: /s/ Robert D. Vascellaro
                                            ------------------------------------
                                        Name: Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.   Description of Document
-----------   -----------------------
31.1          Rule 13a-14 Certification

99.1          Trustee Statement of Compliance with respect to CABCO Trust for
              Texaco Capital Inc. Guaranteed Debentures.

99.2-99.3*    Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for Texaco
              Capital Inc. Guaranteed Debentures that included distribution reports to the Certificateholders: Form 8-Ks filed on April 12,
              2005 and October 7, 2005.

*    Previously filed with the Securities and Exchange Commission.