Form 10-K
period 2006-12-31
CABCO TRUST FOR TEXACO CAPITAL INC. GUARANTEED DEBENTURES
filed 2007-03-05
CIK 1271794

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

                  For the fiscal year ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 25, 2007, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

(b) (3) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for Texaco Capital Inc. Guaranteed Debentures that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.2 and 99.3.

(c) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2007.

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


                                        By: /s/ Robert D. Vascellaro
                                            ------------------------------------
                                        Name: Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.   Description of Document
-----------   -----------------------
31.1          Rule 13a-14 Certification

99.1          Trustee Statement of Compliance with respect to CABCO Trust for
              Texaco Capital Inc. Guaranteed Debentures.

99.2-99.3*    Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for Texaco Capital
              Inc. Guaranteed Debentures that included distribution reports to the Certificate holders: Form 8-Ks filed on April 13, 2006 and
              October 12, 2006.

*    Previously filed with the Securities and Exchange Commission.